Form 10-Q
period 2022-03-31
TIVITY HEALTH, INC.
filed 2022-05-05
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2022

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

As of April 29, 2022, there were outstanding 49,878,312 shares of the registrant’s common stock, par value $.001 per share (“Common Stock”).

Tivity Health, Inc.

Form 10-Q

PART I

Item 1. Financial Statements

TIVITY HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$92,076	$60,132
Accounts receivable	58,011	62,730
Prepaid expenses	5,420	6,465
Income taxes receivable	—	3,095
Investment in equity securities	27,366	49,746
Other current assets	8,308	13,733
Total current assets	191,181	195,901

Property and equipment, net of accumulated depreciation of $47,280 and $44,229, respectively	25,721	25,247
Right-of-use assets	8,811	10,695
Intangible assets, net	29,049	29,049
Goodwill, net	334,680	334,680
Other assets	5,723	2,969
Total assets	$595,165	$598,541

Current liabilities:
Accounts payable	$25,376	$25,325
Accrued salaries and benefits	4,065	11,825
Accrued liabilities	31,624	28,270
Deferred revenue	3,201	3,371
Income taxes payable	2,774	—
Current portion of lease liabilities	7,388	8,007
Current portion of other long-term liabilities	2,832	10,625
Total current liabilities	77,260	87,423

Long-term debt	379,960	380,504
Long-term lease liabilities	2,072	3,487
Long-term deferred tax liability	7,789	3,183
Other long-term liabilities	137	5,037

Commitments and contingent liabilities

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock $.001 par value, 120,000,000 shares authorized, 49,854,631 and 49,800,756 shares outstanding, respectively	50	50
Additional paid-in capital	516,113	514,461
Accumulated deficit	(358,590)	(359,171)
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(1,444)	(8,251)
Total stockholders' equity	127,947	118,907
Total liabilities and stockholders' equity	$595,165	$598,541

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$127,513	$108,085
Cost of revenue (exclusive of depreciation of $3,065 and $2,531, respectively included below)	78,415	57,285
Marketing expense	2,784	1,231
Selling, general and administrative expenses	10,700	9,696
Depreciation expense	3,206	2,683
Operating income	32,408	37,190

Interest expense	6,993	10,756
Other (income) expense, net	16,685	(1,130)
Total non-operating expense, net	23,678	9,626
Income before income taxes	8,730	27,564

Income tax expense	8,086	7,620
Income from continuing operations	$644	$19,944

Loss from discontinued operations, net of income tax benefit of $21 and $277, respectively	(63)	(808)
Net income	$581	$19,136

Earnings (loss) per share - basic:
Continuing operations	$0.01	$0.41
Discontinued operations	$(0.00)	$(0.02)
Net income	$0.01	$0.39

Earnings (loss) per share - diluted:
Continuing operations	$0.01	$0.40
Discontinued operations	$(0.00)	$(0.02)
Net income	$0.01	$0.38

Comprehensive income	$7,388	$21,938

Weighted average common shares and equivalents:
Basic	49,838	49,222
Diluted	50,557	50,340

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$581	$19,136

Net change in fair value of effective portion of interest rate swaps designated as cash flow hedges, net of tax expense of $2,264 and $882, respectively	6,600	2,576
Reclassification adjustment for previously deferred loss from interest rate swaps included in "Interest expense," net of tax of $71 and $78, respectively	207	226
Total other comprehensive income, net of tax	$6,807	$2,802
Comprehensive income	$7,388	$21,938

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2022 and 2021

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2021	$ —	$49	$513,263	$(464,085)	$(28,182)	$(17,389)	$3,656
Comprehensive income	—	—	—	19,136	—	2,802	21,938
Exercise and vesting of share-based compensation awards	—	—	164	—	—	—	164
Tax withholding for share-based compensation	—	—	(2,502)	—	—	—	(2,502)
Share-based employee compensation expense	—	—	2,998	—	—	—	2,998
Balance, March 31, 2021	$—	$49	$513,923	$(444,949)	$(28,182)	$(14,587)	$26,254

Balance, January 1, 2022	$—	$50	$514,461	$(359,171)	$(28,182)	$(8,251)	$118,907
Comprehensive income	—	—	—	581	—	6,807	7,388
Exercise and vesting of share-based compensation awards	—	—	205	—	—	—	205
Tax withholding for share-based compensation	—	—	(472)	—	—	—	(472)
Share-based employee compensation expense	—	—	1,919	—	—	—	1,919
Balance, March 31, 2022	$—	$50	$516,113	$(358,590)	$(28,182)	$(1,444)	$127,947

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Income from continuing operations	$644	$19,944
Loss from discontinued operations	(63)	(808)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,206	2,683
Amortization and write-off of deferred loan costs	492	1,183
Amortization and write-off of debt discount	63	1,077
Share-based employee compensation expense	1,919	2,998
Unrealized gain on derivatives	(5,695)	(1,130)
Unrealized loss on investments in equity securities	22,380	—
Deferred income taxes	2,272	1,454
Decrease (increase) in accounts receivable	4,719	(18,978)
Changes in income taxes receivable and payable	5,869	10,217
Decrease in other current assets	1,992	529
Decrease in accounts payable	(945)	(42)
Decrease in accrued salaries and benefits	(7,760)	(3,685)
Increase in other current liabilities	7,553	5,594
Other	369	1,582
Net cash flows provided by operating activities	$37,015	$22,618

Cash flows from investing activities:
Acquisition of property and equipment	$(2,715)	$(1,561)
Settlement on derivatives not designated as hedges	(1,390)	(1,633)
Net cash flows used in investing activities	$(4,105)	$(3,194)

Cash flows from financing activities:
Payments of long-term debt	(1,000)	(63,600)
Payments related to tax withholding for share-based compensation	(472)	(2,502)
Exercise of stock options	205	164
Change in cash overdraft and other	301	(1,443)
Net cash flows used in financing activities	$(966)	$(67,381)

Net increase (decrease) in cash and cash equivalents	$31,944	$(47,957)

Cash and cash equivalents, beginning of period	$60,132	$100,385

Cash and cash equivalents, end of period	$92,076	$52,428

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

We have omitted certain financial information that is normally included in financial statements prepared in accordance with U.S. GAAP but that is not required for interim reporting purposes.  You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

2.	Recent Relevant Accounting Standards

In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes" (“ASU 2018-16”), which adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide lead time for entities to prepare for changes to interest rate risk hedging strategies. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.  As of March 31, 2022, the benchmark interest rate in our existing interest rate swap agreements is LIBOR. The adoption of this standard did not have an impact on our financial position, results of operations, or cash flows.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform: Scope”, which refines the scope of ASC 848 and clarifies the application of its guidance. ASC 848 contains temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, such as a transition away from the use of LIBOR.  ASC 848 was effective for the Company as of January 1, 2020.  The provisions of ASC 848 are available through December 31, 2022, at which time the reference rate replacement activity is expected to have been completed.  The provisions of ASC 848 must be applied at a Topic, Subtopic or Industry Subtopic level for all transactions other than derivatives, which may be applied at a hedging relationship level.  The accounting relief provided by ASC 848 is applicable only to legacy contracts if the amendments made to the agreements are solely for reference rate reform activities. Modifications that are unrelated to reference rate reform will scope out a given contract.  ASC 848 allows for different elections to be made at different points in time, and the timing of those elections will be documented as applicable.  For the avoidance of doubt, we intend to reassess the elections of optional expedients and exceptions included within ASC 848 related to our hedging activities and will document the election of these items on a quarterly basis.  In March 2020, we elected the expedient that allows us to assume that our hedged interest payments are probable of occurring regardless of any expected modification in their terms related to reference rate reform.  In addition, we have the option to change the method of assessing effectiveness upon a change in the critical terms of the derivative or the hedged transactions and upon the end of relief under ASC 848.  In June 2020, we elected to (i) continue the method of assessing effectiveness as documented in the original hedge documentation and (ii) apply the expedient wherein the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument.  We will also apply the aforementioned elections to any future designated cash flow hedging relationship.

3.	Discontinued Operations

Effective as of December 9, 2020, we completed the sale of Nutrisystem. The following table presents financial results of our former Nutrition business included in “loss from discontinued operations" for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(In thousands)	2022	2021
Selling, general and administrative expenses (1)	84	1,085
Pretax loss from discontinued operations	(84)	(1,085)
Income tax benefit	(21)	(277)
Loss from discontinued operations, net of income tax benefit	$(63)	$(808)

(1)	Expenses from discontinued operations primarily relate to legal and other professional fees and separation costs.

4.	Revenue Recognition

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

We earn revenue primarily from three programs: SilverSneakers® senior fitness, Prime Fitness®, and WholeHealth LivingTM.  We provide the SilverSneakers senior fitness program to members of Medicare Advantage, Medicare Supplement, and group retiree plans through our contracts with such plans.  We offer Prime Fitness, a fitness facility access program, through contracts with commercial health plans, employers, and other sponsoring organizations that allow their members to individually purchase the program.  We sell our WholeHealth Living program primarily to health plans.

Except for Prime Fitness, our customer contracts generally have initial terms of approximately three years.  Some contracts allow the customer to terminate early and/or determine on an annual basis to which of their members they will offer our programs.  For Prime Fitness, our contracts with commercial health plans, employers, and other sponsoring organizations generally have initial terms of approximately three years, while individuals who purchase the Prime Fitness program through these organizations may cancel at any time (on a monthly basis) after an initial period of one to three months.  The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term. Unsatisfied performance obligations at the end of a particular month primarily relate to certain monthly memberships for our Prime Fitness program, which are recorded as deferred revenue on the consolidated balance sheet and recognized as revenue during the immediately subsequent month. There was $0.1 million of revenue recognized during the three months ended March 31, 2022 from performance obligations satisfied in a prior period. Deferred revenue was $3.2 million and $3.4 million at March 31, 2022 and December 31, 2021, respectively. Significant changes in the deferred revenue balance during the period are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
(In thousands)	2022	2021
Revenue recognized that was included in deferred revenue at the beginning of the period	$(3,204)	$(3,781)
Increases due to cash received from customers, excluding amounts recognized as revenue during the period	$3,034	$3,672

Our fees are variable month to month and are generally billed per member per month (“PMPM”) or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  For the three months ended March 31, 2022, total SilverSneakers visits and revenues were higher than the same period in 2021 as the effects of the COVID-19 pandemic lessened compared to the prior year period. As a result, revenues from PMPM fees (which are not derived from visits) as a percentage of total SilverSneakers revenue declined to 41% for the three months ended March 31, 2022, compared to 53% for the three months ended March 31, 2021.  We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period. At March 31, 2022 and December 31, 2021, $0.3 million of such costs were capitalized. Amortization expense related to such capitalized costs was $0.1 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively.

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

(In thousands)	Three Months Ended March 31,
	2022	2021
SilverSneakers	$96,114	$79,827
Prime Fitness	25,036	22,593
WholeHealth Living	6,118	5,637
Other	245	28
	$127,513	$108,085

Sales and usage-based taxes are excluded from revenues.

5.	Share-Based Compensation

We currently have three types of share-based awards outstanding to our employees and directors: stock options, restricted stock units, and market stock units.  We believe that our share-based awards align the interests of our employees and directors with those of our stockholders. Vesting terms for each of these award types generally range from one to three years.

We recognize share-based compensation expense for the market stock units if the requisite service is rendered, even if the market condition is never satisfied. For the three months ended March 31, 2022 and 2021, we recognized total share-based compensation costs of $1.9 million and $3.0 million, respectively.  We account for forfeitures as they occur.

In March 2022, we granted annual long-term incentive awards to our employees consisting of (i) approximately 162,000 stock options with a weighted average exercise price of $31.27 per share and a weighted average grant date fair value of $15.75 per share, and (ii) approximately 90,000 restricted stock units with a weighted average grant date fair value of $28.43 per share.  These awards generally vest over or at the end of three years, subject to the underlying award agreements.

6.	Income Taxes

For the three months ended March 31, 2022 and 2021, we had an effective income tax rate from continuing operations of 92.6% and 27.6%, respectively.  The higher effective income tax rate in 2022 is primarily due to the increase in the portion of valuation allowance for deferred tax assets related to capital loss carryforwards during the first quarter of 2022, as described in Note 10.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2018 to present.

7.  Leases

We maintain lease agreements principally for our office spaces and certain equipment. We maintain two sublease agreements with respect to one of our office locations, each of which continues through the initial term of our master lease agreement.  Such sublease income and payments, while they reduce our rent expense, are not considered in the value of the right-of-use asset or lease liability. With the exception of two finance leases related to a network server and office equipment, all of our leases are classified as operating leases.  In the aggregate, our leases generally have remaining lease terms of four to 30 months, some of which include options to extend the lease for additional periods. Such extension options were not considered in the value of the right-of-use asset or lease liability because it is not probable that we will exercise the options to extend.  If applicable, allocations among lease and non-lease components would be achieved using relative standalone selling prices.

The following table shows the components of lease expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Finance lease cost:
Amortization of leased assets	$156	$158
Interest of lease liabilities	4	14
Operating lease cost	1,861	1,915
Total lease cost before subleases	$2,021	$2,087
Sublease income	(1,344)	(1,344)
Total lease cost, net	$677	$743

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash received (paid) for amounts included in the measurement of lease liabilities
Operating cash flow attributable to operating leases (1)	$1,009	$(1,550)
Operating cash flow attributable to finance leases	(4)	(14)
Financing cash flow attributable to finance leases	(167)	(157)

(1)	For the three months ended March 31, 2022, due to catch-up payments received from certain sublessors, cash received from subleases exceeded our cash paid for the related leases.

For the three months ended March 31, 2022 and 2021, there were no noncash transactions related to leases.

8.	Debt

The Company's debt, net of unamortized deferred loan costs and original issue discount, consisted of the following at March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Term Loan B	393,000	394,000
Less: deferred loan costs and original issue discount	(13,040)	(13,496)
Total debt	379,960	380,504

Credit Facilities

On June 30, 2021, we entered into a new Credit Agreement (the “Credit Agreement”) with a group of lenders, Morgan Stanley Senior Funding, Inc., as general administrative agent, term loan facility administrative agent and collateral agent (“Morgan Stanley”), and Truist Bank, as revolving facility agent and swingline lender (“Truist”). The Credit Agreement replaced our prior Credit and Guaranty Agreement, dated March 8, 2019 (the “Prior Credit Agreement”), with a group of lenders, Credit Suisse AG, Cayman Islands Branch, as general administrative agent, term facility agent and collateral agent, and Truist, as revolving facility agent and swingline lender. The Credit Agreement provides us with (i) a $400.0 million term loan B facility (the “Term Loan B”), (ii) a $100.0 million revolving credit facility that includes a $30.0 million sublimit for swingline loans and a $40.0 million sublimit for letters of credit (the “Revolving Credit Facility”), and (iii) uncommitted incremental accordion facilities in an aggregate amount at any date equal to the greater of $167.5 million or 100% of our Consolidated EBITDA (as defined in the Credit Agreement) for the then-preceding four fiscal quarters, plus additional amounts based on, among other things, satisfaction of certain financial ratio requirements. As of March 31, 2022, outstanding debt under the Credit Agreement was $380.0 million, and availability under the revolving credit facility totaled $99.5 million as calculated under the most restrictive covenant.

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

We are required to repay Term Loan B loans in consecutive quarterly installments, each in the amount of 0.25% of the aggregate initial amount of such loans, payable on September 30, 2021 and on the last day of each succeeding quarter thereafter until maturity on June 30, 2028, at which time the entire outstanding principal balance of such loans is due and payable in full. We are permitted to make voluntary prepayments of borrowings under the Term Loan B at any time without penalty, except for a 1% premium with respect to the principal of Term Loan B loans prepaid within six months after the date of the Credit Agreement using proceeds from certain specified repricing transactions.  From June 30, 2021 through March 31, 2022, we made payments of $7.0 million on the Term Loan B, which included prepayments of all amounts due through March 31, 2023.

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

In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these interest rate swap agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2%. As further explained in Note 12, during the fourth quarter of 2020 we concluded that five of the eight interest rate swaps no longer qualified for hedge accounting treatment, and we de-designated these derivatives. As of March 31, 2022, the eight interest rate swap agreements had current notional amounts totaling $600.0 million, of which $333.3 million related to effective hedges.

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

With respect to the Revolving Credit Facility, the Credit Agreement contains a financial covenant that requires us to comply with a specified maximum First Lien Net Leverage Ratio if utilization of the Revolving Credit Facility exceeds a specified level as of the last day of any period of four consecutive fiscal quarters. The Credit Agreement also contains various other affirmative and negative covenants customary for financings of this type that, subject to certain exceptions, impose restrictions and limitations on the Company and certain of the Company’s subsidiaries with respect to, among other things, liens; indebtedness; changes in the nature of business; mergers and other fundamental changes; sales and other dispositions of assets (including equity interests in subsidiaries); loans, advances, guarantees, acquisitions and other investments; restricted payments (including dividends, distributions, buybacks, redemptions and repurchases with respect to equity interests); change in fiscal year; prepayments, redemptions or acquisitions for value with respect to junior lien, subordinated or unsecured debt; changes in organizational documents and junior debt agreements; negative pledges; restrictions on subsidiary distributions; transfers of material assets to subsidiaries that are not guarantors; and transactions with affiliates. As of March 31, 2022, we were in compliance with all of the financial covenant requirements of the Credit Agreement.

9.	Commitments and Contingencies

Shareholder Lawsuits: Strougo, Cobb, and Delaware Lawsuits

On February 25, 2020, Robert Strougo, claiming to be a stockholder of the Company, filed a complaint in the United States District Court for the Middle District of Tennessee (the "Strougo Lawsuit"). On August 18, 2020, the Court appointed Sheet Metal Workers Local No. 33, Cleveland District, Pension Fund as lead plaintiff. Plaintiff filed its amended complaint on November 13, 2020. The amended complaint is on behalf of a putative class of stockholders who purchased shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) between March 8, 2019 and February 19, 2020 and names as defendants the Company, the Company's chief financial officer, former chief executive officer, and former president and chief operating officer. The amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the performance of and accounting for the Nutrisystem business that the Company acquired on March 8, 2019.  The defendants filed a motion to dismiss the amended complaint on December 4, 2020.  On July 29, 2021, the Court issued an order denying the defendants’ motion to dismiss.  On October 26, 2021, Plaintiff filed a motion for class certification, which Defendants have opposed. The parties are currently engaged in discovery, and a trial date has been set for September 12, 2023.

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

Trademark Lawsuit: Pacific Packaging Lawsuit

On May 31, 2019, Pacific Packaging Concepts, Inc. (“Pacific Packaging”) filed a complaint in the U.S. District Court for the Central District of California, Western Division, naming as defendants two former subsidiaries of the Company; Nutrisystem, Inc. and Nutri/System IPHC, Inc (“Pacific Packaging Lawsuit”). In its complaint, Pacific Packaging alleged that the defendants’ use of Pacific Packaging’s federally registered trademark, Fresh Start, in advertisements for its weight management program and shakes constitutes federal trademark infringement, counterfeit trademark infringement, false designation of origin, federal trademark dilution, unfair competition, false advertising, common law unfair competition, and common law trademark infringement. The complaint seeks injunctive relief and monetary damages in an unspecified amount.  On August 29, 2019, the defendants filed their Answer to Complaint.  On July 23, 2021, the Court granted the defendant’s motion for summary judgment dismissing certain of plaintiff’s damages claims, namely any claim for royalty damages and claims related to profits based on reverse confusion.  The case was set for trial on March 1, 2022.  In connection with the sale of Nutrisystem, the Company agreed to indemnify Kainos for losses arising out of this matter and retained the right to control the defense thereof.  On January 11, 2022, the parties reached a settlement in principle of the Pacific Packaging Lawsuit pursuant to which defendants’ insurers would pay the entire settlement amount except for the amount of $25,000 representing the deductible on the policy, which would be paid by the Company pursuant to its indemnification agreement with Kainos.  On March 11, 2022, the parties executed a definitive written settlement agreement, and all amounts were paid by the insurers and the Company in March 2022.

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

10. Investment in Equity Securities

Prior to July 1, 2021, we owned 159,309 shares of common stock of a predecessor (“Legacy Sharecare”) of Sharecare, Inc. (“Sharecare”) that we acquired in connection with the sale of our total population health services business to Legacy Sharecare in July 2016. These shares did not have a readily determinable fair value through June 30, 2021. As permitted under ASC 321, “Investments – Equity Securities” (“ASC 321”), we elected to measure such shares at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (of which there were none).

On February 12, 2021, Legacy Sharecare announced that it had entered into a merger agreement with Falcon Capital Acquisition Corp. (“FCAC”) and FCAC Merger Sub, Inc. (“FCAC Merger Sub”) pursuant to which Legacy Sharecare would merge with and into FCAC Merger Sub with Sharecare surviving as a wholly owned subsidiary of FCAC (the “Sharecare Transaction”).  The Sharecare Transaction was consummated effective July 1, 2021. As a result, our shares of common stock of Legacy Sharecare were converted into shares of common stock of Sharecare (“Sharecare Common Stock”), with 2.4% of such shares being converted into and paid to us in cash. Consequently, in July 2021, we received $2.7 million in cash as well as 11,079,331 shares of Sharecare Common Stock (“Sharecare Equity Security”).  Our cost basis in the Sharecare Equity Security is $10.5 million or $0.95 average cost per share. Sharecare Common Stock began trading on The Nasdaq Stock Market LLC on July 2, 2021 under the trading symbol “SHCR.”

The Sharecare Equity Security is subject to restrictions on resale, including a customary lockup period.  The lockup period continues until the earlier of one year after the effective time of the Sharecare Transaction or such other time at which the Sharecare Common Stock trades at a certain minimum price for 20 trading days in any 30-day trading period beginning on or after November 28, 2021.  In addition, between December 28, 2021 and March 27, 2022 (the “First Sale Window”), we were permitted to, but did not, sell up to 750,000 shares.  Between March 28, 2022 and July 1, 2022, we may sell up to 750,000 shares plus the 750,000 shares we were permitted to, but did not, sell during the First Sale Window.

Subsequent to the consummation of the Sharecare Transaction in July 2021, the fair value of the Sharecare Equity Security became readily determinable. Accordingly, beginning in July 2021, we carry the Sharecare Equity Security on our consolidated balance sheet at fair value, and we recognize any changes in fair value of the Sharecare Equity Security in net income as unrealized gains or losses, as required under ASC 321. At March 31, 2022, the Sharecare Equity Security is reported as a current asset on our consolidated balance sheet in “Investment in equity securities”. During the three months ended March 31, 2022, we recorded an unrealized loss of $22.4 million based on the change in fair value of the Sharecare Equity Security. The unrealized loss was recorded to other (income) expense, net (see Note 15).

At December 31, 2021, we provided a valuation allowance of $135.4 million for deferred tax assets related to capital loss carryforwards. During the first quarter of 2022, we increased the valuation allowance by $5.7 million based on changes in expectations about the realizability of capital gains from a future disposal of the Sharecare Equity Security that would be available to utilize these capital loss carryforwards. The capital loss carryforwards expire on December 31, 2025, if unused.  We currently expect to dispose of the Sharecare Equity Security during fiscal 2022.
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

Level 3:	Unobservable inputs that are supported by little or no market activity and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021.

	March 31, 2022			December 31, 2021
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investment in equity securities (1)	$27,366	$—	$27,366	$49,746	$—	$49,746

Derivatives designated as effective hedging instruments
Interest rate swap agreements	$—	$1,738	$1,738	$—	$—	$—

Non-designated derivatives
Interest rate swap agreements	$—	$1,397	$1,397	$—	$—	$—

Total assets	$27,366	$3,135	$30,501	$49,746	$—	$49,746

Liabilities:
Derivatives designated as effective hedging instruments
Interest rate swap agreements	$—	$1,580	$1,580	$—	$8,705	$8,705

Non-designated derivatives
Interest rate swap agreements	$—	$1,252	$1,252	$—	$6,938	$6,938

Total liabilities	$—	$2,832	$2,832	$—	$15,643	$15,643

(1)	Reflects ownership of 11,079,331 shares of Sharecare Common Stock, as described in Note 10.

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

Fair Value of Other Financial Instruments

The estimated fair value of each class of financial instruments at March 31, 2022 was as follows:

Cash and cash equivalents – The carrying amount of $92.1 million approximates fair value due to the short maturity of those instruments (less than three months).

Debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes a term loan facility and a revolving credit facility (see Note 8), is determined based on the fair value hierarchy as discussed above.

The Term Loan B is actively traded and therefore is classified as a Level 1 valuation. The estimated fair value is based on an average of quotes as of March 31, 2022 from dealers who stand ready and willing to transact at those prices. We use a mid-market pricing convention (i.e., the mid-point of average bid and ask prices). The Revolving Credit Facility is not actively traded and therefore is classified as a Level 2 valuation based on the market for similar instruments. The estimated fair value and carrying amount of outstanding borrowings under the Term Loan B (excluding original issue discount and deferred loan costs) were $389.1 million and $393.0 million, respectively. There were no outstanding borrowings under the Revolving Credit Facility at March 31, 2022.
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

Cash Flow Hedges of Interest Rate Risk and Non-Designated Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance by such counterparties. However, at March 31, 2022, we do not anticipate nonperformance by these counterparties.  Our interest rate swap agreements with each of the counterparties contain a provision whereby if we either default or are capable of being declared in default on any of our indebtedness, whether or not such default results in repayment of the indebtedness being accelerated by the lender, then we could also be declared in default on our derivative obligations.

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

In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024 and was initially designated as an effective cash flow hedge.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2%. In October 2020, we determined that some of our hedged transactions would not materially occur in the initially identified time period due to the sale of Nutrisystem, since we expected to use the majority of the net proceeds from the sale to pay down a significant portion of outstanding debt. As a result, we concluded that five of our eight interest rate swaps no longer qualified for hedge accounting treatment. Accordingly, in the fourth quarter of 2020 we de-designated these five derivatives (“de-designated swaps”) and accelerated the reclassification of deferred gains and losses in accumulated OCI to income (loss) from discontinued operations as a result of the hedged forecasted transactions becoming probable not to occur. Upon de-designation in the fourth quarter of 2020, we recognized a pre-tax loss of $14.3 million in income (loss) from discontinued operations.

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

At March 31, 2022, our interest rate swap agreements designated as effective cash flow hedges had current notional amounts totaling $333.3 million, and our de-designated interest rate swap agreements had current notional amounts totaling $266.7 million.

We record all derivatives at estimated fair value in the consolidated balance sheet. Gains and losses on derivatives designated as effective cash flow hedges are recorded in accumulated OCI and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.  Amounts reported in accumulated OCI related to cash flow hedge derivatives will be reclassified to interest expense as we make interest payments on our variable-rate debt. As of March 31, 2022, we expect to reclassify $2.4 million, pre-tax, from accumulated OCI as an increase to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt. Gains and losses on derivatives de-designated as effective cash flow hedges are recorded in the consolidated statement of operations as other (income) expense, net.

The estimated gross fair values of derivative instruments and their classification on the consolidated balance sheet at March 31, 2022 and December 31, 2021 were as follows:

(In thousands)	March 31, 2022	December 31, 2021
Assets:
Derivatives designated as effective hedging instruments:
Other assets	$1,738	$—

Non-designated derivatives:
Other assets	$1,397	$—

Liabilities:
Derivatives designated as effective hedging instruments:
Current portion of long-term liabilities	$1,580	$5,911
Other long-term liabilities	—	2,794
	$1,580	$8,705

Non-designated derivatives:
Current portion of long-term liabilities	$1,252	$4,714
Other long-term liabilities	—	2,224
	$1,252	$6,938

The following table presents the effect of cash flow hedge accounting on accumulated OCI as of March 31, 2022 and 2021:

(In thousands)	For the Three Months Ended
	March 31, 2022	March 31, 2021
Derivatives designated as effective hedging instruments:
Gain related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$(7,125)	$(1,412)
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	(1,739)	(2,046)

Non-designated derivatives:
Previously deferred loss on interest rate swap agreements reclassified from accumulated OCI to interest expense, gross of tax effect	$(278)	$(304)
Total other comprehensive income, gross of tax	$(9,142)	$(3,762)

The following table presents the impact that non-designated derivatives had on our consolidated statement of operations for the three months ended March 31, 2022 and 2021:

(In thousands)	Statement of Operations Classification	March 31, 2022	March 31, 2021
Interest rate swap agreements:
Net gain related to ineffective portion of derivatives, gross of tax effect	Other (income) expense, net	$(5,695)	$(1,130)
Previously deferred loss related to de-designated swaps reclassified from accumulated OCI, gross of tax effect	Interest expense	278	304
		$(5,417)	$(826)

13.Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the three months ended March 31, 2022 and 2021:

(In thousands except per share data)	Three Months Ended March 31,
	2022	2021
Numerator:
Income from continuing operations - numerator for earnings (loss) per share	$644	$19,944
Loss from discontinued operations - numerator for earnings (loss) per share	(63)	(808)
Net income	$581	$19,136

Denominator:
Shares used for basic income (loss) per share	49,838	49,222
Effect of dilutive stock options and stock units outstanding:
Non-qualified stock options	77	62
Restricted stock units	363	844
Performance-based stock units	—	61
Market stock units	279	151
Shares used for diluted income (loss) per share	50,557	50,340

Earnings (loss) per share - basic:
Continuing operations	$0.01	$0.41
Discontinued operations	$(0.00)	$(0.02)
Net income	$0.01	$0.39

Earnings (loss) per share - diluted:
Continuing operations	$0.01	$0.40
Discontinued operations	$(0.00)	$(0.02)
Net income	$0.01	$0.38

Dilutive securities outstanding not included in the computation of earnings per share because their effect is anti-dilutive:
Non-qualified stock options	262	268
Restricted stock units	35	9

Market stock units and performance-based stock units outstanding are considered contingently issuable shares, and certain of these stock units were excluded from the calculations of diluted earnings per share as the performance criteria had not been met as of the end of the applicable reporting period.

14. Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the three months ended March 31, 2022 and 2021:

(In thousands)	Net Change in Fair Value of Interest Rate Swaps
Accumulated OCI, net of tax, as of January 1, 2022	$(8,251)
Other comprehensive income (loss) before reclassifications, net of tax of $1,820	5,305
Amounts reclassified from accumulated OCI, net of tax of $515	1,502
Accumulated OCI, net of tax, as of March 31, 2022	$(1,444)

(In thousands)	Net Change in Fair Value of Interest Rate Swaps
Accumulated OCI, net of tax, as of January 1, 2021	$(17,389)
Other comprehensive income (loss) before reclassifications, net of tax of $360	1,052
Amounts reclassified from accumulated OCI, net of tax of $600	1,750
Accumulated OCI, net of tax, as of March 31, 2021	$(14,587)

The following table presents details about reclassifications out of accumulated OCI for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021	Statement of Operations Classification
Interest rate swaps	$2,017	$2,350	Interest expense
	(515)	(600)	Income tax expense
Total amounts reclassified from accumulated OCI	$1,502	$1,750	Net of tax

See Note 12 for a further discussion of our interest rate swaps.

15. Other (Income) Expense, Net

The following table shows the detail of Other (income) expense, net for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(In thousands)	2022	2021
Unrealized loss on investment in equity securities (Note 10)	$22,380	$—
Unrealized gain related to ineffective portion of derivatives (Note 12)	(5,695)	(1,130)
Other (income) expense, net	$16,685	$(1,130)

16. Subsequent Event

On April 5, 2022, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Titan-Atlas Parent, Inc. (“Parent”) and Titan-Atlas Merger Sub, Inc., a direct, wholly-owned subsidiary of Parent

(“Merger Sub”), providing for the acquisition of the Company by affiliates of Stone Point Capital LLC, a Delaware limited liability company (“Stone Point Capital”), subject to the terms and conditions set forth in the Merger Agreement. Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”) effective as of the effective time of the Merger (the “Effective Time”). As a result of the Merger, Merger Sub will cease to exist, and the Company will survive as a wholly-owned subsidiary of Parent.

As a result of the Merger, except as otherwise provided in the Merger Agreement, at the Effective Time, each share of Common Stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $32.50 in cash, without interest (the “Transaction Consideration”).  In addition, at the Effective Time:

•

Each option to purchase Common Stock outstanding immediately prior to the Effective Time (each, a “Company Option”), whether vested or unvested, will be cancelled and will entitle the holder to receive an amount in cash (without interest and subject to applicable withholding taxes) equal to the product of (i) the number of shares of Common Stock subject to such Company Option as of immediately prior to the Effective Time and (ii) the excess, if any, of the Transaction Consideration over the exercise price per share of such Company Option. Any Company Options outstanding with exercise prices equal to or in excess of the per share Transaction Consideration will be cancelled without any payment to the holder thereof;

•

Each market stock unit award of the Company (each, a “Company MSU Award”) outstanding immediately prior to the Effective Time will become vested, will be cancelled and will entitle the holder thereof to receive an amount in cash (without interest and subject to applicable withholding taxes) equal to the product of (i) the number of shares of Common Stock that would have vested pursuant to the terms of such Company MSU Award based on actual performance through the Effective Time and (ii) the Transaction Consideration; and

•

Each restricted stock unit award of the Company (each, a “Company RSU Award”) outstanding immediately prior to the Effective Time will become fully vested, will be cancelled and will entitle the holder to receive an amount in cash (without interest and subject to applicable withholding taxes) equal to the product of (i) the number of shares of Common Stock subject to the Company RSU Award and (ii) the Transaction Consideration.

The consummation of the Merger is subject to the satisfaction or waiver of various customary conditions set forth in the Merger Agreement, including, but not limited to, (i) the Company’s stockholders’ approval of the Merger Agreement, (ii) the expiration or termination of any applicable waiting period (or any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) the absence of any restraint or law preventing or prohibiting the consummation of the Merger, (iv) the accuracy of Parent’s, Merger Sub’s, and the Company’s representations and warranties (subject to certain materiality qualifiers), (v) Parent’s, Merger Sub’s and the Company’s compliance in all material respects with their respective obligations under the Merger Agreement, and (vi) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement. The consummation of the Merger is not subject to a financing condition.

During the three months ended March 31, 2022, we incurred expenses of $1.1 million related to the proposed Merger, which primarily consisted of legal and other professional fees and are reported as selling, general and administrative expenses in the consolidated statements of operations. On April 5, 2022, upon entering into the Merger Agreement, we incurred $2.5 million of financial advisory fees, which we recorded during the second quarter of 2022.

See Item IA. Risk Factors for a discussion of the risks related to the Merger.

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

Overview

Tivity Health, Inc. was founded and incorporated in Delaware in 1981.  We are a leading provider of healthy life-changing solutions, including SilverSneakers, Prime Fitness, and WholeHealth Living. We help adults improve their health and support them on life’s journey by providing access to in-person and virtual physical activity, social engagement, and mental enrichment programs. We deliver resources that enable members to live healthier, happier, more connected lives. Our solutions support health plans and employers nationwide as they seek to reduce costs and improve health outcomes.

We offer SilverSneakers to approximately 18 million eligible members of Medicare Advantage, Medicare Supplement, and group retiree plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans, employers, and other sponsoring organizations.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness. In January 2022, we launched a customizable, premium fitness network for SilverSneakers that increased our total SilverSneakers fitness network to approximately 23,000 locations. We also offer virtual fitness experiences, including live instructor-led classes.  Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to physical and integrative medicine.  Our WholeHealth Living network includes relationships with approximately 30,000 physical and integrative medicine practitioner locations to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, massage therapy, and more.

Effective as of December 9, 2020, we completed the sale of Nutrisystem.  Results of operations for Nutrisystem have been classified as discontinued operations for all periods presented in the consolidated financial statements.

Merger Agreement

As described more fully in Note 16 of the notes to consolidated financial statements included in this report, on April 5, 2022, we entered into a Merger Agreement providing for the acquisition of the Company by affiliates of Stone Point Capital, subject to the terms and conditions set forth in the Merger Agreement.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of Common Stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $32.50 in cash, without interest.  The consummation of the Merger is subject to the satisfaction or waiver of various customary conditions set forth in the Merger Agreement, including, but not limited to, the adoption of the Merger Agreement by the Company’s stockholders and the receipt of certain regulatory approvals.  The consummation of the Merger is not subject to a financing condition.

COVID-19

COVID-19, the global pandemic first recognized by the U.S. Department of Health and Human Services as a national public health emergency in January 2020, continues to spread throughout the United States and other countries.  During 2020, the average monthly total participation levels of our SilverSneakers members were significantly below historical levels.  Since 2020, participation levels have increased but remain below pre-pandemic levels, thus adversely impacting our revenues because a significant portion of revenues from our SilverSneakers program is based on member visits.  SilverSneakers in-person visits totaled 16.9 million and 11.2 million for three months ended March 31, 2022 and 2021, respectively. In addition, while the number of active subscribers for Prime Fitness declined from April through December 2020, as of March 31, 2022, the number of active subscribers had increased slightly since the beginning of 2021.

Forward-Looking Statements

This report contains forward-looking statements, which are based upon current expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings, revenues, financial condition, business strategies, and results of operations.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•	the risk that the proposed Merger may not be completed in a timely manner or at all, which may adversely affect our business and the price of our Common Stock;

•

the failure to satisfy any of the conditions to the consummation of the proposed Merger, including the adoption of the Merger Agreement by our stockholders and the receipt of certain regulatory approvals;

•

the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement, including in circumstances requiring us to pay a termination fee;

•	the effect of the announcement or pendency of the proposed Merger on our business relationships, operating results and business generally;

•	risks that the proposed Merger disrupts our current plans and operations;

•	our ability to retain and hire key personnel in light of the proposed Merger;

•	risks that the proposed Merger diverts management’s attention from our ongoing business operations;

•	unexpected costs, charges or expenses resulting from the proposed Merger;

•	the ability of Stone Point Capital to obtain the necessary financing arrangements set forth in the commitment letters received in connection with the Merger;

•

potential litigation relating to the Merger that could be instituted against Stone Point Capital, the Company or their respective directors, managers or officers, including the effects of any outcomes related thereto;

•	continued availability of capital and financing;

•	certain restrictions during the pendency of the Merger that may impact our ability to pursue certain business opportunities or strategic transactions;

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

•	our ability to service our debt, make principal and interest payments as those payments become due, and remain in compliance with our debt covenants;

•	our ability to obtain adequate financing to provide the capital that may be necessary to support our current or future operations;

•	counterparty risk associated with our interest rate swap agreements and changes in fair value of the de-designated swaps; and

•	other risks detailed in this report and our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

Critical Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”).  We prepare the consolidated financial statements in conformity with generally accepted accounting principles in the United States

(“U.S. GAAP”), which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  Unsatisfied performance obligations at the end of a particular month primarily relate to certain monthly memberships for our Prime Fitness program, which are recorded as deferred revenue on the consolidated balance sheet and recognized as revenue during the immediately subsequent month. There was $0.1 million of revenue recognized during the three months ended March 31, 2022 from performance obligations satisfied in a prior period.

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

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment, we believe the following information depicts how our revenues and cash flows from continuing operations are affected by economic factors.  For the three months ended March 31, 2022, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised 75% of revenues from continuing operations, while revenue from our Prime

Fitness and WholeHealth Living programs comprised 20% and 5%, respectively, of revenues from continuing operations.

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

We have one reportable segment and therefore do not review and analyze revenues or adjusted EBITDA on a segment-level basis or as KPIs. Instead, we review and analyze revenues from continuing operations and adjusted EBITDA from continuing operations.  We updated our definition of adjusted EBITDA as follows: (i) during the first quarter of 2021 to exclude other (income) expense related to de-designated swaps; (ii) during the second quarter of 2021 to exclude loss on extinguishment and modification of debt; and (iii) during the third quarter of 2021 to exclude other (income) expense related to realized and unrealized gains and losses on our Sharecare Equity Security, as further described in Note 10 of the notes to consolidated financial statements included in this report.  We consider such items to be outside the performance of our ongoing core business operations and believe that presenting Adjusted EBITDA excluding these items provides increased transparency as to the operating costs of our current business performance. We did not revise the prior periods’ Adjusted EBITDA amounts because there were no costs similar in nature to these items.

(In $000s)	Three Months Ended March 31,
	2022	2021
Revenues from continuing operations	$127,513	$108,085
Adjusted EBITDA from continuing operations	37,351	41,194
Adjusted EBITDA as a percentage of revenues from continuing operations	29.3%	38.1%

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

•

Adjusted EBITDA is a non-GAAP measure and is defined by the Company as earnings before interest, taxes, depreciation and amortization, integration, project, and CEO transition costs and other (income) expense.  We believe adjusted EBITDA provides investors a helpful measure for comparing our operating performance with our historical operating results as well as the performance of other companies that may have different financing and capital structures or tax rates. We believe it is a useful indicator of the operational strength and performance of our business.  Because adjusted EBITDA may be defined differently by other companies in our industry, the financial measure presented herein may not be comparable to similarly titled measures of other companies.  A reconciliation of adjusted EBITDA to income from continuing operations (the most comparable U.S. GAAP measure) is set forth below.

	Three Months Ended March 31,
(In thousands)	2022	2021
Income from continuing operations, GAAP basis	$644	$19,944
Income tax expense	8,086	7,620
Interest expense	6,993	10,756
Depreciation expense	3,206	2,683
EBITDA from continuing operations, non-GAAP basis (1)	$18,929	$41,003
Integration, project and CEO transition costs (2)	1,737	1,321
Other (income) expense (3)	16,685	(1,130)
Adjusted EBITDA from continuing operations, non-GAAP basis (4)	$37,351	$41,194

(1)

EBITDA from continuing operations is a non-GAAP financial measure.  We believe it is useful to investors to provide disclosures of our operating results and guidance on the same basis as that used by management.  You should not consider EBITDA from continuing operations in isolation or as a substitute for income from continuing operations determined in accordance with U.S. GAAP.

(2)

Integration, project, and CEO transition costs consist of pre-tax charges of $1,737 and $1,321 for the three months ended March 31, 2022 and 2021, respectively, primarily incurred in connection with strategic projects (including the proposed Merger) and with the termination of our former CEO in February 2020 and the hiring of our new CEO in June 2020.

(3)

Other (income) expense consists of pre-tax expense of $16,685 and pre-tax income of ($1,130) for the three months ended March 31, 2022 and 2021, respectively, related to (i) unrealized losses on the Sharecare Equity Security during the first quarter of 2022, as further described in Note 10 of the notes to consolidated financial statements included in this report, and (ii) unrealized gains on de-designated swaps, as further described in Note 12 of the notes to consolidated financial statements included in this report.

(4)

Adjusted EBITDA from continuing operations is a non-GAAP financial measure.  We exclude integration, project, and CEO transition costs, and other (income) expense from this measure because of its comparability to our historical operating results.  We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management.  You should not consider Adjusted EBITDA from continuing operations in isolation or as a substitute for income from continuing operations determined in accordance with U.S. GAAP.  Additionally, because Adjusted EBITDA from continuing operations may be defined differently by other companies in the Company’s industry, the non-GAAP financial measure presented here may not be comparable to similarly titled measures of other companies.

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

(In thousands)	Three Months Ended March 31,
	2022	2021
Net cash flows provided by operating activities	$37,015	$22,618
Acquisition of property and equipment	(2,715)	(1,561)
Settlement on derivatives not designated as hedges	(1,390)	(1,633)
Free cash flow	$32,910	$19,424

Outlook

Although there is significant uncertainty relating to the potential impacts of the ongoing COVID-19 pandemic on our business going forward, including the impact on member participation in our SilverSneakers programs, our ability to continue to attract paying subscribers for our Prime Fitness program, and the ultimate medium- and long-term impact of the pandemic on the global economy, we expect our results from continuing operations for the short term to continue to be adversely impacted by COVID-19 compared to pre-pandemic periods.

Executive Overview of Results

The key financial results for the three months ended March 31, 2022 are:

•	Revenues from continuing operations of $127.5 million for the three months ended March 31, 2022 compared to $108.1 million for the three months ended March 31, 2021.

•

Pre-tax income from continuing operations of $8.7 million for the three months ended March 31, 2022 compared to $27.6 million for the three months ended March 31, 2021.  Pre-tax income for the three months ended March 31, 2022 includes:

o	$22.4 million of unrealized losses related to our equity ownership in Sharecare, compared to $0 for the same period in 2021;
o	$7.0 million of interest expense compared to $10.8 million for the same period in 2021;
o	$5.7 million of unrealized gains related to de-designated swaps, compared to $1.1 million for the same period in 2021;
o	$2.8 million of marketing expenses compared to $1.2 million for the same period in 2021; and
o	$1.7 million of integration, project, and CEO transition costs compared to $1.3 million for the same period in 2021.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the three months ended March 31, 2022 and 2021 expressed as a percentage of revenues from continuing operations.

	Three Months Ended March 31,
	2022	2021
Revenues	100.0%	100.0%
Cost of revenue (exclusive of depreciation included below)	61.5%	53.0%
Marketing expenses	2.2%	1.1%
Selling, general and administrative expenses	8.4%	9.0%
Depreciation expense	2.5%	2.5%
Operating income (1)	25.4%	34.4%

Interest expense	5.5%	10.0%
Other (income) expense, net	13.1%	(1.0)%
Total non-operating (income) expense, net (1)	18.6%	8.9%
Income before income taxes (1)	6.8%	25.5%

Income tax expense	6.3%	7.1%
Income from continuing operations (1)	0.5%	18.5%

(1)	Figures may not add due to rounding.

Revenues

Revenues from continuing operations were $127.5 million for the first quarter of 2022 compared to $108.1 million for the same period in 2021, an increase of $19.4 million, primarily as a result of a net increase in SilverSneakers revenue of $16.3 million driven by an increase in revenue-generating visits as the effects of the COVID-19 pandemic lessened compared to the prior year period.  For the first quarter of 2021, the average monthly total participation levels of our SilverSneakers members were significantly below historical levels.  As a result, revenues from PMPM fees represented 53% of SilverSneakers revenue for the three months ended March 31, 2021, compared to 41% for the same period in 2022.  In addition, revenue from Prime Fitness increased by $2.4 million due to an increase in active subscribers during the first quarter of 2022 compared to the same period in 2021.

Cost of Revenue

Cost of revenue from continuing operations (excluding depreciation) (“cost of revenue”) as a percentage of revenues increased from the three months ended March 31, 2021 (53.0%) to the three months ended March 31, 2022 (61.5%), primarily due to an increase in participation levels, which led to higher visit costs as a percentage of revenues, particularly revenues from PMPM fees.

Marketing Expenses

Marketing expenses from continuing operations as a percentage of revenues increased from the three months ended March 31, 2021 (1.1%) to the three months ended March 31, 2022 (2.2%) primarily driven by decreased spending in the first quarter of 2021 due to the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations as a percentage of revenues decreased from the three months ended March 31, 2021 (9.0%) to the three months ended March 31, 2022 (8.4%) primarily due to (i) a decrease in share-based compensation expense primarily driven by (a) lower CEO transition-related expenses associated with the termination of our former CEO in February 2020 and the hiring of a new CEO in June 2020, and (b) lower expense related to certain incremental long-term incentive awards granted in 2020 that vested in 2021.  This decrease was mostly offset by an increase in legal and other professional expenses, including expenses related to the proposed Merger described in Note 16 of the notes to the consolidated financial statements.

Depreciation Expense

Depreciation expense from continuing operations increased by $0.5 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to an increase in the amount of depreciable computer software.

Interest Expense

Interest expense from continuing operations decreased by $3.8 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily driven by (i) a decrease in cash interest due to a lower average level of outstanding borrowings in 2022 compared to 2021 as well as a reduction in the LIBOR margin for Term B Loans under the Credit Agreement compared to the Prior Credit Agreement and (ii) a decrease in non-cash interest related to accelerated amortization of original issue discount and deferred loan costs that occurred in the first quarter of 2021 due to voluntary prepayments at such time.

Other (Income) Expense, Net

Other (income) expense, net was $16.7 million for the first quarter of 2022 compared to ($1.1) million for the same period in 2021 due to (i) unrealized losses on the Sharecare Equity Security totaling $22.4 million in the first quarter of 2022, as further described in Note 10 of the notes to the consolidated financial statements included in this report, and (ii) changes in fair value of the de-designated swaps.  The unrealized losses on the Sharecare Equity Security of $22.4 million decreased earnings per diluted share by $0.44 during the three months ended March 31, 2022.

Income Tax Expense

See Note 6 of the notes to consolidated financial statements in this report for a discussion of income tax expense from continuing operations.

Liquidity and Capital Resources

Overview

As of March 31, 2022, outstanding debt under the Credit Agreement was $380.0 million, which represented $393.0 million of principal on the Term Loan B less deferred loan costs and original issue discount, and we had $92.1 million of cash and cash equivalents. In addition, we had working capital of $113.9 million, including the Sharecare Equity Security of $27.4 million, which is subject to restrictions on resale as further described in Note 10 of the notes to consolidated financial statements included in this report.

Sources of Liquidity

Our sources of liquidity primarily include cash on hand, cash flows from operations, and available credit under the Credit Agreement.  As of March 31, 2022, availability under the Revolving Credit Facility totaled $99.5 million as calculated under the most restrictive covenant.  We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations.

Cash Flows Provided by Operating Activities

Operating activities during the three months ended March 31, 2022 provided cash of $37.0 million compared to $22.6 million during the three months ended March 31, 2021. The increase is primarily due to increased cash collections from accounts receivable, partially offset by higher payments related to visit costs and reduced cash receipts from tax refunds.

Cash Flows Used in Investing Activities

Investing activities during the three months ended March 31, 2022 used $4.1 million in cash, compared to $3.2 million during the three months ended March 31, 2021. This change is primarily due to increased capital expenditures during the first quarter of 2022.

Cash Flows Used in Financing Activities

Financing activities during the three months ended March 31, 2022 used $1.0 million of cash, compared to $67.4 million during the three months ended March 31, 2021.  This change is primarily due to voluntary prepayments under the Credit Agreement of $1.0 million during the first quarter of 2022, compared to $63.6 million under the Prior Credit Agreement for the same period in 2021.

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

We are required to repay the outstanding principal of $393.0 million under our Term Loan B in quarterly installments of $1.0 million, payable on the last day of each quarter until maturity on June 30, 2028, at which time the entire outstanding principal balance is due and payable in full.  As a result of prepayments made in 2021 and 2022, our next quarterly installment of $1.0 million is due in June 2023. We maintain eight amortizing interest rate swap agreements maturing in May 2024, of which three qualify for hedge accounting treatment and five are de-designated swaps. Based on our outstanding borrowings under the Credit Agreement and the applicable interest rates as of March 31, 2022, we estimate that our total interest commitments are $125.5 million, with $24.2 million expected within the next twelve months.  In addition, based on the applicable interest rates as of March 31, 2022, we estimate that our total cash settlement obligations for the de-designated swaps are $7.7 million, with $4.4 million expected during the next twelve months.  Actual future payments may differ from estimates.  Refer to Notes 8 and 12 of the notes to the consolidated financial statements for further details on debt and interest rate swaps. Based on our current assumptions with respect to the COVID-19 pandemic, as well as geopolitical and macroeconomic conditions, including, among other things, the outstanding principal on the term loan under our Credit Agreement and the anticipated average monthly total participation levels of our members at our fitness partner locations, we currently believe we will be in compliance with the covenants under the Credit Agreement over the next 12 months.

Additionally, we have operating and financing leases for office space, equipment, and a network server. Our two operating leases have remaining lease terms of eleven months and 30 months, and our two financing leases have remaining lease terms of less than one year. We maintain two sublease agreements with respect to one of our office locations, each of which continues through the initial term of our master agreement. At March 31, 2022, total future operating and finance lease payments are expected to be $9.6 million and $0.2 million, respectively. For the next twelve months, operating and finance lease payments are expected to be $7.4 million and $0.2 million, respectively. The majority of future operating lease payments, including those due within the next twelve months, are expected to be offset by cash receipts from sublease contracts. Refer to Note 7 of the notes to the consolidated financial statements for further details. During 2022, we are required to pay $0.5 million per month to a vendor as a deposit to be applied against our actual fees incurred during 2022 and beyond.  Any unused portion of the deposit will be refunded at the end of the contract term.

While there is significant uncertainty as to general economic and market conditions for 2022 and beyond, including but not limited to impacts from the COVID-19 pandemic, geopolitical turmoil, and macroeconomic conditions, as of the date of issuance of this report, we believe our cash on hand, expected cash flows from operations, and anticipated available credit under the Credit Agreement will be sufficient to fund our operations, principal and interest payments, and capital expenditures for the next 12 months.  We cannot assure you that we will be able to secure additional financing if needed and, if such funds are available, whether the terms or conditions will be favorable to us.  Due to the aforementioned uncertainty, our ability to engage in financing transactions may be constrained by (i) volatile or tight economic, capital, credit and/or financial market conditions, (ii) moderated investor and/or lender interest or capacity, (iii) restrictions under our Credit Agreement, and/or (iv) our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from, any one or series of such transactions.

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

Effective May 31, 2019, we maintain eight amortizing interest rate swap agreements with current notional amounts totaling $600.0 million, through which we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2%. At March 31, 2022, five of these interest rate swap agreements, with current notional amounts totaling $266.7 million, do not qualify for hedge accounting treatment. The Credit Agreement and each of the interest rate swap agreements contain a zero percent “floor” with respect to LIBOR (i.e., if the LIBOR rate is negative it will be deemed to be zero). Our exposure to interest rate risk is capped by such floor. During the three months ended March 31, 2022, the actual LIBOR rates under these agreements ranged between 0.10% and 0.21%. For the three months ended March 31, 2022, a hypothetical 100-basis point decrease in LIBOR, subject to a zero percent floor, would have decreased our net cash flows by less than $0.1 million, which reflects increased payments on our interest rate swaps (for which we pay a fixed interest rate of approximately 2.2% and receive a variable interest rate based on LIBOR), partially offset by lower interest payments on variable rate debt outstanding under the Credit Agreement.

Market Price Risk

We are exposed to equity price risk on our Sharecare Equity Security. Beginning in July 2021, changes in the fair value of our Sharecare Equity Security are included in other (income) expense, net in the consolidated statements of operations. For the three months ended March 31, 2022, we recorded $22.4 million of net unrealized losses on equity securities in other (income) expense, net.  A hypothetical one-dollar change in the closing stock price of Sharecare’s common stock on March 31, 2022 would have impacted other (income) expense, net by $11.1 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2022.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2022.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

See Note 9 of the notes to consolidated financial statements included in this report for discussion of recent legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties previously reported under the caption Part I, Item 1A. “Risk Factors” in the 2021 Form 10-K, the occurrence of which could materially and adversely affect our business, prospects, financial condition and operating results. The risks previously reported and described in the 2021 Form 10-K and in this report do not describe all risks applicable to us and are intended only as a summary of certain material factors that could impact our operations in the industry in which we operate. Except for the additional risk factors as described below, there have been no material changes from the risk factors disclosed in Part 1, Item 1A. Risk Factors, of the 2021 Form 10-K.

Risks Relating to the Proposed Merger

The consummation of the Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, some or all of which may not be satisfied or waived in a timely manner or at all.

In April 2022, we entered into the Merger Agreement with Parent and Merger Sub. Consummation of the Merger is subject to customary closing conditions, including, but not limited to, (i) the Company’s stockholders’ approval of the Merger Agreement (the “Company Stockholder Approval”), (ii) the expiration or termination of any applicable waiting period (or any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any restraint or law preventing or prohibiting the consummation of the Merger, (iv) the accuracy of Parent’s, Merger Sub’s, and the Company’s representations and warranties (subject to certain materiality qualifiers), (v) Parent’s, Merger Sub’s and the Company’s compliance in all material respects with their respective obligations under the Merger Agreement, and (vi) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement.

In addition, while the Merger is not subject to a financing condition, Parent will need to obtain debt financing in order to satisfy its payment obligations and pay other costs and expenses related to the Merger. In connection with the execution of the Merger Agreement, Parent has obtained a debt commitment letter from a group of lenders for debt financing in an aggregate principal amount of up to $1.2 billion, on the terms and subject to the conditions set forth in the debt commitment letter.

We intend to pursue the satisfaction or waiver, as applicable, of each condition to the consummation of the Merger, including the receipt of the Company Stockholder Approval. However, no assurance can be given that such conditions to the consummation of the Merger will be satisfied or waived in a timely manner, or at all. We also cannot provide any assurance regarding whether the Company will have to comply with any terms or conditions imposed by third parties in order to satisfy or waive the conditions to the consummation of the Merger. Similarly, we cannot provide any assurance that Parent will be able to satisfy the conditions set forth in its debt commitment letter or otherwise procure sufficient financing to comply with its obligation to consummate the Merger. Many of the conditions to the consummation of the Merger are not within our control, and we cannot predict if or when these conditions will be satisfied or waived.

The failure to satisfy or obtain waiver of conditions to the consummation of the Merger in a timely manner could delay the consummation of the Merger and exacerbate the risks and uncertainties associated with the announcement and pendency of the Merger, which are discussed below under the headings “The announcement of the Merger Agreement and pendency of the Merger could negatively impact our business, financial condition and results of operations” and “While the Merger remains pending, we will be required to comply with various interim operating covenants that may constrain our business operations and to take certain actions that may divert our management’s focus from our ongoing business.”

In addition, if all of the conditions to the consummation of the Merger are not satisfied or waived, we may be unable to consummate the Merger at all. The risks and uncertainties associated with a failure to consummate the Merger are discussed below under the heading “Failure to consummate the Merger could adversely affect our stock price, business, financial condition and results of operations.”

Future litigation challenging the Merger could prevent the Merger from occurring or adversely affect our business, financial condition or results of operations.

In connection with the announcement of the Merger Agreement, as is common in the context of mergers and acquisitions of publicly-traded companies, the Company (along with our directors and officers) may attract lawsuits seeking to enjoin us from proceeding with or consummating the Merger, or seeking to have the Merger rescinded after its consummation. One of the conditions to the consummation of the Merger is the absence of any restraint preventing or prohibiting the consummation of the Merger. If any future plaintiffs are successful in obtaining an injunction or other order prohibiting the Merger, we may be unable to consummate the Merger. The risks and uncertainties associated with a failure to consummate the Merger are discussed below under the heading “Failure to consummate the Merger could adversely affect our stock price, business, financial condition and results of operations.”

In addition, responding to any litigation targeting the Merger, even those without merit, will cause us to incur legal costs and expenses, which may negatively impact our financial condition. Responding to lawsuits may also divert the time and attention of our management away from our ongoing business operations and adversely affect our business and results of operations.

No lawsuits challenging the Merger have been filed as of May 5, 2022.

Failure to consummate the Merger could adversely affect our stock price, business, financial condition and results of operations.

As noted above, the various conditions to the consummation of the Merger may not be satisfied or waived in a timely manner, or at all. Some of these conditions are not within our control. We cannot provide assurance that any of the conditions to the consummation of the Merger will be satisfied or waived. Pursuant to the Merger Agreement, the Merger will not be consummated until all of the conditions are satisfied or waived.

In addition, either the Company or Parent may terminate the Merger Agreement in certain circumstances, including if (i) the Merger has not been consummated on or prior to 12:01 a.m. (New York City time) on October 5, 2022 (the “Outside Date”), (ii) a governmental authority of competent jurisdiction has issued a final non-appealable order prohibiting the consummation of the Merger, (iii) the Company Stockholder Approval is not obtained at the stockholders’ meeting duly convened therefor, or (iv) the other party materially breaches, and does not cure, any representation or covenant that would cause the related condition to the other party’s obligation to consummate the Merger not to be satisfied, in each case subject to certain limitations set forth in the Merger Agreement. The terms and conditions, and other circumstances under which the Merger Agreement may be terminated in accordance with its terms are described in more detail in the Merger Agreement, which is attached as Exhibit 2.1 to the Current Report on Form 8-K we filed with the SEC on April 6, 2022.

If the Merger is not consummated for any reason, holders of our common stock will not receive the Transaction Consideration for their shares in connection with the Merger. Instead, our Common Stock will continue to be listed and traded on The Nasdaq Stock Market LLC and registered under the Exchange Act, and we will continue to file periodic reports with the SEC on account of our Common Stock. In addition, we would be subject to a number of risks and uncertainties, including but not limited to:

•

the completion of the Merger on the anticipated terms and timing, including obtaining required stockholder and regulatory approvals, and the satisfaction of other conditions to the completion of the Merger;

•	the ability of Stone Point Capital to obtain the necessary financing arrangements set forth in the commitment letters received in connection with the Merger;
•

potential litigation relating to the Merger that could be instituted against Stone Point Capital, the Company or their respective directors, managers or officers, including the effects of any outcomes related thereto;

•	the risk that disruptions from the Merger will harm the Company’s business, including current plans and operations;
•	the ability of the Company to retain and hire key personnel;
•	potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger;
•	continued availability of capital and financing;
•	legislative, regulatory and economic developments;
•	potential business uncertainty, including changes to existing business relationships, during the pendency of the Merger that could affect the Company’s financial performance;
•	certain restrictions during the pendency of the Merger that may impact the Company’s ability to pursue certain business opportunities or strategic transactions;
•

unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or the COVID-19 pandemic, as well as management’s response to any of the aforementioned factors;

•	the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; and
•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger, including in circumstances requiring the Company to pay a termination fee.

If the Merger is not consummated, the risk and uncertainties described above may materialize and adversely affect our business, financial condition or results of operations.

If the Merger Agreement is terminated, under certain conditions, we may be obligated to pay Parent a substantial termination fee, which could require us to incur additional debt or reduce the amount of cash we have available to fund our operations.

Under the Merger Agreement, the Company may terminate the Merger Agreement if, prior to receipt of the Company Stockholder Approval, the Company’s board of directors authorizes the Company to enter into an acquisition agreement providing for a Company Superior Proposal (as defined in the Merger Agreement) and, concurrently with such termination, the Company pays a termination fee of approximately $54.4 million (the “Company Termination Fee”) to Parent.

Further, Parent may terminate the Merger Agreement, and receive the Company Termination Fee from the Company, if the Company’s board of directors has made a Company Adverse Recommendation Change (as defined in the Merger Agreement), which termination right expires upon the Company Stockholder Approval having been obtained.

The Company will also be required to pay the Company Termination Fee if (A) a third party publicly discloses a Company Takeover Proposal (as defined in the Merger Agreement) after the date of the Merger Agreement and such Company Takeover Proposal is not withdrawn prior to a termination of the Merger Agreement, and thereafter the Merger Agreement is terminated by (i) either the Company or Parent as a result of the Merger not having been consummated on or prior to the Outside Date, (ii) Parent as a result of a material breach by the Company of any representation or covenant which breach is not cured and would result in a failure of certain conditions to closing to not be satisfied, subject to certain limitations set forth in the Merger Agreement or (iii) Parent or the Company as a result of the Company failing to obtain Company Stockholder Approval; and (B) at any time within the 12 months following such termination, the Company enters into a definitive agreement involving a Company Superior Proposal that is subsequently consummated (whether within such 12-month period or thereafter).

If we are required to pay the Company Termination Fee, we may be required to incur additional debt or use funds that we would otherwise have been able to use for general corporate expenses, capital expenditures or for other purposes.

The announcement of the Merger Agreement and pendency of the Merger could negatively impact our business, financial condition and results of operations.

Our business could experience material disruptions due to the announcement of our entry into the Merger

Agreement and during the pendency of the Merger. Our current and prospective employees, including certain key personnel, may experience uncertainty regarding their future roles with the Company or desire different employment in anticipation of the consummation of the Merger. As a result, we may not be able to retain such employees, find adequate replacements for any employees we are unable to retain, or otherwise recruit new employees to join the Company. The uncertainty caused by the pendency of the Merger could also negatively impact our employees’ performance. If the announcement or pendency of the Merger causes us to lose and be unable to replace our employees, impairs our ability to attract new employees, or negatively affects the performance of our employees, our business, financial condition and results of operations could suffer.

In addition, third parties, including our lenders, vendors and customers, may experience uncertainty regarding our business relationships due to the announcement of our entry into the Merger Agreement and during the pendency of the Merger. As a result, such third parties may seek to terminate or renegotiate our existing business relationships in connection with the potential Merger. Such disruptions to our business relationships could negatively impact our business, financial condition and results of operations.

The announcement of the Merger Agreement may also cause regulators to apply additional scrutiny to our business, potentially increasing our regulatory burden, including costs of compliance. If we are required to expend additional employee time or other resources to address such additional scrutiny or increased regulatory burden, our business, financial condition and results of operations could be negatively impacted.

While the Merger remains pending, we will be required to comply with various interim operating covenants that may constrain our business operations and to take certain actions that may divert our management’s focus from our ongoing business.

Pursuant to the Merger Agreement, during the period between April 5, 2022 and the earlier to occur of (i) the consummation of the Merger or (i) the termination of the Merger Agreement (the “Interim Operating Period”), we agreed to use our commercially reasonable efforts to conduct our business in the ordinary course and to not engage in specified types of transactions during this period, subject to certain terms, limitations and exceptions. In particular, among other things, we agreed to refrain from taking certain actions without Parent’s consent, including (i) making acquisitions and capital expenditures above certain thresholds, (ii) incurring indebtedness above a certain threshold, (iii) granting equity awards other than as specified in the Merger Agreement, (iv) entering into, amending or terminating certain material contracts, and (v) declaring or paying dividends to stockholders, in each case subject to the terms, limitations and exceptions set forth in the Merger Agreement. Complying with these obligations could limit our ability to operate our business as previously conducted, to pursue strategic transactions, or to otherwise exploit business opportunities as they arise. Our management will be primarily responsible for ensuring that the Company complies with such obligations during the Interim Operating Period, and this additional responsibility may divert the focus of our management away from our ongoing business operations.

In addition, our management will also need to take certain other actions during the Interim Operating Period in connection with the proposed Merger, including, among other things, convening a meeting of our stockholders for the purpose of considering and voting on the Merger, filing a proxy statement, in both preliminary and definitive form, in connection with our solicitation of proxies from our stockholders for such meeting, using reasonable best efforts to obtain all necessary consents and approvals required in connection with the Merger and to satisfy the other conditions to the consummation of the Merger, addressing any litigation brought against the Company in connection with the Merger, and responding to questions we may receive from our stockholders, employees, vendors and other interested stakeholders regarding the Merger. Taking these actions could require our management to expend time and resources, reducing the time and resources our management could otherwise direct towards our ongoing business operations. If our management is unable to expend the necessary time and resources on our business, our results of operations could be negatively impacted.

The Merger Agreement contains provisions that could make it difficult for a third party to make a superior acquisition proposal.

The Merger Agreement contains certain customary restrictions on our ability to solicit proposals from third parties for an acquisition of the Company during the Interim Operating Period. In addition, subject to certain customary “fiduciary out” exceptions, the Company’s board of directors is required to recommend that our stockholders vote in favor of the approval of the Merger, the Merger Agreement and the transactions contemplated thereby.

As discussed in further detail above under the heading “If the Merger Agreement is terminated, under certain conditions, we may be obligated to pay Parent a substantial termination fee, which could require us to incur additional debt or reduce the amount of cash we have available to fund our operations,” we would also be required to pay Parent the Company Termination Fee under certain conditions in connection with the termination of the Merger Agreement.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of the Company, including proposals that may be deemed to offer greater value to our stockholders than the Transaction Consideration of $32.50 per share. Furthermore, even if a third party elects to propose an acquisition, the requirement that we must pay a termination fee to accept any such proposal may cause that third party to offer a lower price to our stockholders than such third party might otherwise have offered.

Actions of activist shareholders or other parties may impair our ability to consummate the Merger or otherwise negatively impact our business.

Actions taken by activist shareholders could impair our ability to satisfy conditions to the consummation of the Merger, including receiving the Company Stockholder Approval, or otherwise preclude us from consummating the Merger. Activist shareholders could also take actions that disrupt our business, divert the time and attention of management and our employees away from our business operations, cause us to incur substantial additional expense, create perceived uncertainties among current and potential customers, clients, suppliers, employees and other constituencies as to our future direction as a consequence thereof, which may result in lost sales or other business arrangements and the loss of potential business opportunities, and make it more difficult to attract and retain qualified personnel and business partners.

Actions that our board of directors may take in response to any actions by activist stockholders may result in litigation against us, which could also be a significant distraction for our management and employees and may require us to incur significant costs or otherwise result in an adverse effect on the Company. In addition, actual or perceived actions of activist stockholders may cause significant fluctuations in the trading price of our common stock that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the three months ended March 31, 2022.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/2022 - 1/31/2022	—	$—	—	$99,248,662
2/1/2022 - 2/28/2022	—	—	—	99,248,662
3/1/2022 - 3/31/2022	—	—	—	99,248,662
Total	—	$—	—
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

2.1

Agreement and Plan of Merger, dated as of April 5, 2022, by and among Tivity Health, Inc., Titan-Atlas Parent, Inc. and Titan-Atlas Merger Sub, Inc. [incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 6, 2022, File No. 000-19364]

10.1

Special Incentive Bonus Award Agreement, dated February 11, 2022, by and between Tivity Health, Inc. and Richard Ashworth [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 11, 2022, File No. 000-19364]

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

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders' Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101 hereto)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tivity Health, Inc.
(Registrant)

Date:	May 5, 2022	By	/s/ Adam C. Holland

Chief Financial Officer
(Principal Financial Officer)